Form 10QSB
period 2001-06-30
MARMAR ACQUISITION CORP
filed 2001-07-31
CIK 1103376

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001: 500,000 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                 MARMAR ACQUISITION CORPORATION


                              INDEX

                                                       Page
PART I.   Financial Information                           3

          Unaudited Condensed Balance Sheets,             3
          June 30, 2001 and December 31, 2000

          Unaudited Condensed Statements of               4
          Operations,
          for the three months and six months ended
          June 30, 2001 and 2000, and
          for the period from inception on December
          23, 1999 through
          June 30, 2001

          Unaudited Condensed Statements of Cash          5
          Flows,
          for the six months ended June 30, 2001 and 2000, and for the period from inception on December 23, 1999 through June 30, 2001


          Notes  to  Unaudited Condensed  Financial       6
          Statements

          Management's Plan of Operation                 10

PART II.  Other Information                              11

          Signatures                                     11

                             PART I.
                      Financial Information

                 MARMAR ACQUISITION CORPORATION
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS

                             ASSETS

                                           June 30,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                             $     80    $       80
                                         ___________  ___________
        Total Current Assets                     80            80
                                         ___________  ___________
                                           $     80    $       80
                                         ___________  ___________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                         $    350    $      150
  Accounts payable - related party            1,235           235
                                         ___________  ___________
        Total Current Liabilities             1,585           385
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding               -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   500,000 shares issued and
   outstanding                                  500           500
  Capital in excess of par value              1,500         1,500
  Deficit accumulated during the
    development stage                        (3,505)       (2,305)
                                         ___________  ___________
   Total Stockholders' Equity (Deficit)      (1,505)         (305)
                                         ___________  ___________
                                           $     80    $       80
                                         ___________  ___________

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

                 MARMAR ACQUISITION CORPORATION
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                              For the Three      For the Six   From Inception
                               Months Ended      Months Ended  on December 23,
                                 June 30,           June 30,   1999 Through
                            _____________________________________  June 30,
                              2001        2000     2001     2000     2001
                            _______________________________________________
REVENUE                     $     -    $        $     -   $     -  $     -

EXPENSES:
  General and Administrative    400       150     1,200     1,035    3,505
                            _______________________________________________
LOSS BEFORE INCOME
  TAXES                        (400)     (150)   (1,200)   (1,035)  (3,505)

CURRENT TAX EXPENSE               -         -         -         -        -

DEFERRED TAX EXPENSE              -         -         -         -        -
                             _______________________________________________

NET LOSS                    $  (400)  $  (150)  $(1,200) $ (1,035) $(3,505)
                             _______________________________________________

LOSS PER COMMON SHARE       $  (.00)  $  (.00)  $  (.00) $   (.00) $  (.01)
                             _______________________________________________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                 MARMAR ACQUISITION CORPORATION
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                For the Six   From Inception
                                                Months Ended  on December 23,
                                                  June 30,     1999 Through
                                            __________________    June 30,
                                               2001      2000      2001
                                            _______________________________
Cash Flows From Operating Activities:
 Net loss                                    $ (1,200) $ (1,035)  $ (3,505)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes is assets and liabilities:
    Increase (decrease) in accounts payable       200         -        350
    Increase (decrease) in accounts payable -
      related party                             1,000      (550)     1,235
                                               ____________________________
     Net Cash Provided (Used) by Operating
       Activities                                   -    (1,585)    (1,920)
                                               ____________________________
Cash Flows From Investing Activities                -         -          -
                                               ____________________________
     Net Cash Provided by Investing
       Activities                                   -         -          -
                                               _____________________________
Cash Flows From Financing Activities:

Proceeds from issuance of common stock              -         -      2,000
                                              ______________________________
 Net Cash Provided by Financing Activities          -         -      2,000
                                              ______________________________
Net Increase (Decrease) in Cash                     -    (1,585)        80

Cash at Beginning of Period                        80     2,000          -
                                              ______________________________
Cash at End of Period                        $     80  $    415   $     80
                                              ______________________________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                  $     -   $      -   $      -
   Income taxes                              $     -   $      -   $      -

Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the period ended June 30, 2001:
     None
  For the period ended June 30, 2000:
     None

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                 MARMAR ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Marmar Acquisition Corporation ("the Company") was organized under the laws of the State of Nevada on December 23, 1999. The Company has not commenced planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. The Company is seeking potential business ventures. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2001 and December 31, 2000.

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001. During December 1999, in connection with its organization, the Company issued 500,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $2,000 (or $.004 per share).

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2001, the Company has available unused operating loss carryforwards of approximately $3,500, which may be applied against future taxable income and which expire in 2019 through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent , in part upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,200 and $750 as of June 30, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $450 for the six months ended June 30, 2001.

                 MARMAR ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of June 30, 2001, the Company has not paid any compensation to any officer or director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her office as a mailing address, as needed, at no expense to the Company.

  Accounts Payable - Related Party - As of June 30, 2001, an officer/shareholder of the Company has paid $1,000 in expenses on behalf of the Company and the Company owes $235 for legal services to an entity which is related to an officer/shareholder of the Company.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                      For the Three     For the Six    From Inception
                                       Months Ended     Months Ended   on December 23,
                                         June 30,         June 30,      1999 Through
                                   ____________________________________    June 30,
                                     2001      2000      2001      2000      2001
                                   _____________________________________________
Loss from continuing operations
 available to common shareholders
 (numerator)                       $  (400) $   (150)  $(1,200)  $(1,035)  $(3,505)


Weighted average number of
 common shares outstanding used
 in loss per share for the period
 (denominator)                     500,000   500,000   500,000   500,000   500,000

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                 MARMAR ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - SUBSEQUENT EVENTS

  Proposed Merger - The Company is proposing to acquire SCCS, Inc (formerly Liberty Mint Marketing, Inc.), a Utah Corporation, in a reverse merger acquisition. Final consummation of the proposed merger is not guaranteed and is subject to the completion of various conditions.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION

Three-Month Periods Ended June 30, 2001 and 2000

The Company had no revenue from continuing operations for the three-month periods ended June 30, 2001 and 2000.

General and administrative expenses for the three-month periods ended June 30, 2001 and 2000 were $400 and $150, respectively. These expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

As a result of the foregoing factors, the Company realized a net loss of $400 for the three months ended June 30, 2001, as compared to a net loss of $150 for the three months ended June
30, 2000.


Six-Month Periods Ended June 30, 2001 and 2000

The Company had no revenue from continuing operations for the six-month periods ended June 30, 2001 and 2000.

General and administrative expenses for the six-month periods ended June 30, 2001 and 2000 were $1,200 and $1,035, respectively. These expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

As a result of the foregoing factors, the Company realized a net loss of $1,200 for the six months ended June 30, 2001, as compared to a net loss of $1,035 for the six months ended June
30, 2000.

Liquidity and Capital Resources

At June 30, 2001, the Company had $80 in cash, $350 in accounts payable and $1,235 in accounts payable to a related party, giving the Company a working capital deficit of $1,505, as compared to a working capital deficit of $305 at December 31, 2000. The $1,235 in accounts payable to a related party consists of $1,000 in expenses paid by its officer, and $235 for legal services to a law firm owned and controlled by the Company's shareholders. The decrease in working capital is due to incurring general and administrative expenses without conducting any operations.

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

                   PART II.  OTHER INFORMATION
Item 5.  Other Information.

     The Company is proposing to acquire SCCS, Inc. (formerly Liberty Mint Marketing, Inc.), a Utah Corporation, in a reverse merger acquisition. Final consummation of the proposed merger is not guaranteed and is subject to the completion of various conditions. There can be no assurance that the Company will be successful in consummating this acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

Item 6.  Exhibits and Reports on Form 8-K.

     None

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MARMAR ACQUISITION CORPORATION


Date:  July 31, 2001          By:/s/ Cletha A. Walstrand
                                 President, Secretary and Treasurer